Form 10-Q
period 1998-03-31
SKY MERGER CORP
filed 1998-06-25
CIK 1059799

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998

                                                             or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the Transition Period From --- to ---

            Commission file number               0-23616
                                           ----------------------

               Prime Retail, Inc. (Formerly known as Sky Merger Corp.)
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

           Maryland                                    38-2559212
----------------------------------           -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)



     5000 Hakes Drive
   Norton Shores, Michigan                              49441
-------------------------------          ---------------------------------------
 (Address of principal executive offices)          (Zip Code)


                              (616) 798-9100
--------------------------------------------------------------------------------
        (Registrants telephone number, including area code)

                           NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address, or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes               No  X
   ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     As of June 23, 1998, the issuer had outstanding 41,915,728 shares of Common Stock, $.01 par value per share.

             Prime Retail, Inc. (Formerly known as Sky Merger Corp.)
                                    Form 10-Q

                                      INDEX





PART I:  FINANCIAL INFORMATION                                             PAGE


Item 1.  Financial Statements (Unaudited)

     Balance Sheets as of March 31, 1998 and
     December 31, 1997                                                         1

     Note to the Balance Sheets                                                2

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 3


PART II:  OTHER INFORMATION
Item 1.  Legal Proceedings                                                     3
Item 2.  Changes in Securities                                                 3
Item 3.  Defaults Upon Senior Securities                                       3
Item 4.  Submission of Matters to a Vote of Security Holders                   3
Item 5.  Other Information                                                     3
Item 6.  Exhibits or Reports on Form 8-K                                       3

Signatures                                                                     4

PART I:  FINANCIAL INFORMATION
Item 1.    Financial Statements (Unaudited)

             Prime Retail, Inc. (Formerly known as Sky Merger Corp.)
                                 Balance Sheets

------------------------------------------------------------------------------------------------------------------------------------
Assets                                                            March 31, 1998         December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------
Cash                                                                  $    1,000                 $   1,000
                                                                      ----------                 ---------
      Total assets                                                    $    1,000                 $   1,000
                                                                      ==========                 ==========
Stockholder's Equity

    Common stock, $.01 par value, 50,000,000 shares authorized, 100
       shares issued and outstanding                                  $        1                 $       1
    Additional paid-in capital                                               999                       999
                                                                      ----------                 ----------
    Total shareholder's equity                                        $    1,000                 $   1,000
                                                                      ==========                 ==========
====================================================================================================================================
See note to balance sheets.


             Prime Retail, Inc. (Formerly known as Sky Merger Corp.)
                             Note to Balance Sheets

Note 1  Organization

Sky Merger Corporation ("New Prime") was organized on November 12, 1997 solely for purposes of effectuating the Mergers(as defined below). On November 12, 1997 and as amended on February 1, 1998, New Prime entered into a definitive merger agreement with Prime Retail, Inc. (File No. 0-23616) and Horizon Group, Inc. (File No. 1-12424) which contemplates the mergers (the "Mergers") of each of Prime Retail, Inc. and Horizon Group, Inc. with and into New Prime. Upon consummation of the Mergers, New Prime will change its name to Prime Retail, Inc. and become the sole general partner of Prime Retail, L.P. which was formed to acquire ownership interests in certain factory outlet centers and community shopping centers and to continue the related construction, development, acquisition, leasing and management operations. Pending completion of the Mergers, New Prime will not conduct any operations. New Prime intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 1998. If New Prime qualifies for taxation as a REIT, New Prime generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular federal corporate tax rates. Even if New Prime qualifies for taxation as a REIT, New Prime may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Note 2 Subsequent Event

On June 15, 1998, Prime Retail, Inc. ("Old Prime") completed its merger with Horizon Group, Inc. ("Horizon") pursuant to an Amended and Restated Agreement and Plan of Merger, dated as of February 1, 1998 (the "Merger Agreement"), among Old Prime, Horizon, Prime Retail, L.P. ("Prime Partnership"), Horizon Group Properties, Inc. ("HGP"), Horizon Group Properties, L.P., and Horizon/Glen Outlet Centers Limite Partnership("Horizon Partnership"). The merger and the other transactions contemplated by the Merger Agreement (the "Transactions") were consummated through the mergers of (i) Horizon Partnership with and into Prime Partnership and (ii)Horizon with and into New Prime, a wholly owned subsidiary of Horizon, and the subsequent merger of Old Prime with and into New Prime. Following the mergers, New Prime was renamed Prime Retail, Inc. On June 12, 1998, the Transactions and certain other related matters were approved by shareholders of Old Prime and Horizon at shareholder meetings and by the limited partners of Prime Partnership and Horizon Partnership.

Pursuant to the Transactions, each outstanding share of common stock, par value $0.01 per share, of Horizon is entitled to receive 0.597 of a share of common stock, $0.01 par value per share, of New Prime and 0.20 of a share of 8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par value per share, of New Prime. In addition, pursuant to the Transactions, each limited partner of Horizon Partnership is entitled to receive 0.9193 of a common unit of limited partnership interest in Prime Partnership for each unit of limited partnership interest in Horizon Partnership. New Prime and Prime Partnership have retained American Stock Transfer & Trust Company of New York to serve as the Exchange Agent in connection with the exchanges.

Concurrent with the closing of the Transactions, a special cash distribution of $0.50 per share/unit is being made to holders of Old Prime's Series C Preferred Securities, Common Stock and common units of limited partnership interest, and a special cash distribution of $0.60 per share is being made to holders of Old Prime Series B Preferred Stock.

Also, in connection with the Transactions, the common equity of HGP, which initially will own and operate 15 properties being spun-off from Old Prime and Horizon, will be distributed to the convertible preferred and common shareholders and unitholders of Old Prime and the shareholders and limited partners of Horizon based on their ownership of New Prime immediately following the merger. Pursuant to this distribution, one share of Common Stock of HGP will be distributed for every 20 shares of Common Stock, Common Units or Series C Preferred Stock of New Prime and 1.196 shares of Common Stock of HGP will be distributed for every 20 shares of Series B Preferred Stock held in New Prime.

In addition in connection with the Transactions, New Prime completed a $292.0 million debt financing with Nomura Asset Capital Corporation ("NACC"). The financing consists of (i) a $180.0 million nonrecourse permanent loan (the
"Permanent Loan") and (ii) a $112.0 million full recourse bridge loan (the "Bridge Loan"). The Permanent Loan is (i) collateralized by first mortgages on four factory outlet centers, (ii) bears a fixed rate of interest equal to 6.99% and (iii) requires monthly principal and interest payments pursuant to an approximate 26-year amortization schedule. The Bridge Loan is (i) collateralized by first mortgages on six factory outlet centers, (ii) bears a variable rate of interest equal to 30-day LIBOR plus 1.35%, (iii) matures in three years, and
(iv) requires monthly interest-only payments.

Following the spin-off of HGP, New Prime will be a guarantor or otherwise obligated with respect to approximately $42 million of HGP's indebtedness, including $12.2 million of obligations under HGP's $108.2 million three-year secured credit facility with NACC and $11.8 of mortgage debt that is scheduled to mature August 14, 1998. New Prime and HGP are continuing to seek the consent of certain parties to the assumption by HGP or its affiliates of $14.3 million of indebtedness in connection with the spin-off.

As a result of the Transactions and pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), New Prime is the successor issuer to each of Horizon and Old Prime and New Prime's Common Stock, $0.01 par value per share, its 10.5% Series A Senior Cumulative Preferred Stock, $0.01 par value per share, and its 8.5% Series B Cumulative Participating Convertible Preferred Stock, $0.01 par value per share, are deemed registered under Section 12(b) of the Exchange Act.

PART I:  FINANCIAL INFORMATION


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations



                        The Company did not conduct any operations during the three months ended March 31, 1998.

PART II:  OTHER INFORMATION


Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits or Reports on Form 8-K

                  (a)      The following exhibits are included in this Form
                           10-Q:

                           Exhibit 27.1 Financial Data Schedule
                                        (Edgar filing only)

                  (b)      Reports on Form 8-K:

                           None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



             Prime Retail, Inc. (Formerly known as Sky Merger Corp.)
                                   Registrant



Date: June 23, 1998                                    /s/ Abraham Rosenthal
-------------------                                   ----------------------
                                                      Abraham Rosenthal
                                                      Chief Executive Officer


                                                      /s/ Robert P. Mulreaney
                                                     -------------------------
                                                       Robert P. Mulreaney
                                                       Executive Vice President,
                                                       Chief Financial Officer
                                                       and Treasurer